Form 10-Q
period 2000-03-31
SIMPLAYER COM LTD
filed 2000-05-17
CIK 1007993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one):

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED MARCH 31, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________.


                         COMMISSION FILE NUMBER 0-27946

                               SIMPLAYER.COM LTD.
                               ------------------
             (Exact name of registrant as specified in its charter)

           ISRAEL                                         N/A
           ------                                         ---
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2 MOHALIVER STREET, YEHOOD, ISRAEL
----------------------------------                           -----
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:           (781) 481-9120
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---      ---

The number of shares outstanding of the registrant's Ordinary Shares, NIS 0.01 Par Value, as of May 12, 2000, was 9,033,760 shares.

================================================================================

                               SIMPLAYER.COM LTD.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at March 31, 2000 (unaudited)
                 and December 31, 1999 ......................................  3

                 Consolidated Statements of Operations (unaudited) for the
                 three and six months ended March 31,  2000 and 1999 ........  5

                 Notes to Consolidated Financial Statements (unaudited) .....  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..................................  7

         Item 3. Quantitative and Qualitative Disclosure about Market Risk...  8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ..........................................  9

         Item 2. Changes in Securities and Use of Proceeds ..................  9

         Item 4. Submission of Matters to a Vote of Security Holders ........  9

         Item 6. Exhibits and Reports on Form 8-K ........................... 10

         Signatures ......................................................... 11

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                               SIMPLAYER.COM LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                       March 31,       December 31,
                                                  -------------------   --------
                                                    2000       1999       1999
                                                  --------   --------   --------
                                                       Unaudited         Audited
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          8,391      1,617      4,199
  Short-term deposits                                 --          711       --
  Trade receivable                                    --          536       --
  Other receivable                                     808        219         99
  Inventories                                         --           63       --
                                                  --------   --------   --------
Total current assets                                 9,199      3,146      4,298

SEVERANCE PAY FUND                                      61        539         99

FIXED ASSETS:
  Cost                                                 485      1,347        322
  Less - accumulated depreciation                      266        961        255
                                                  --------   --------   --------
                                                       219        386         67

LONG-TERM RECEIVABLES                                  469       --         --
                                                  --------   --------   --------

Total assets                                         9,948      4,071      4,464
                                                  ========   ========   ========

                                               SIMPLAYER.COM LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                       March 31,       December 31,
                                                  -------------------   --------
                                                    2000       1999       1999
                                                  --------   --------   --------
                                                       Unaudited         Audited
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit and current
    maturities of long-term loans                     --           24       --
  Trade payables                                        61        327        172
  Accrued expenses and other liabilities             1,408      1,569        671
                                                  --------   --------   --------
Total current liabilities                            1,469      1,920        843

LONG-TERM LIABILITIES:
  Accrued restructuring costs                            9         39       --
  Accrued severance pay                                 76        573        133
  Other accrued expenses                                10         51         37
                                                  --------   --------   --------
Total long-term liabilities                             95        663        170

SHAREHOLDERS' EQUITY:
  Share capital                                         29         21         21
  Additional paid-in capital                        24,751     18,389     18,580
  Accumulated deficit                              (16,396)   (16,922)   (15,150)
                                                  --------   --------   --------

Total shareholders' equity                           8,384      1,488      3,451
                                                  --------   --------   --------

Total liabilities and shareholders' equity           9,948      4,071      4,464
                                                  ========   ========   ========

                                               SIMPLAYER.COM LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data


                                                  Three months ended   Year ended
                                                  -------------------   --------
                                                       March 31,       December 31,
                                                  -------------------   --------
                                                    2000       1999       1999
                                                  --------   --------   --------
                                                       Unaudited         Audited

Development fees                                      --         --          500
Cost of development fees                              --         --          103

Gross profit                                          --         --          397

Operating expenses:
  Research and development costs                       712        183        947
  Marketing and selling expenses                       403         35        382
  General and administrative expenses                  236         48        560
                                                  --------   --------   --------
Operating loss                                      (1,351)      (266)    (1,492)


Financial income, net                                  101         37        129
Other income (expenses)                                  4         12         29
                                                  --------   --------   --------
Loss from continuing operations                     (1,246)      (217)    (1,334)

Discontinued operations:
  Loss from Discontinued operations of segment        --       (1,154)    (2,607)
  Income on disposal of segment                       --         --        4,342
                                                  --------   --------   --------

Net income (loss)                                   (1,246)    (1,371)       401
                                                  ========   ========   ========
Basic and diluted loss per share :
  From continuing operations                         (0.16)     (0.04)    $(0.23)
  From discontinuing operations                       --        (0.20)      0.30
                                                  --------   --------   --------

Basic and diluted loss per share :                   (0.16)     (0.24)    $ 0.07
                                                  ========   ========   ========

Weighted average number of shares outstanding        7,567      5,820      5,930
                                                  ========   ========   ========


--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

1)   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements of SimPlayer.com Ltd. ("SimPlayer" or the "Company") in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with SimPlayer's audited financial statements and related notes included in the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1999.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

PART I.

ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SIMPLAYER MAKES SUCH FORWARD LOOKING STATEMENTS UNDER THE PROVISIONS OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTENDS," "MAY," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) IDENTIFY FORWARD LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, FLUCTUATIONS IN QUARTERLY RESULTS; OUR SUCCESS IN ACQUIRING LICENSES FROM MAJOR SPORTS ORGANIZATIONS AND FOR KEY SPORTING EVENTS; SUCCESSFUL DEVELOPMENT AND ENHANCEMENT OF OUR PRODUCTS; DEMAND FOR AND MARKET ACCEPTANCE OF OUR PRODUCTS; AVAILABILITY OF FUNDS FOR THE CONTINUED FINANCING OF OUR OPERATIONS AND DEVELOPMENT ACTIVITIES; AND THE HIGHLY COMPETITIVE NATURE OF OUR MARKETS. FURTHER INFORMATION ON POTENTIAL FACTORS THAT COULD AFFECT OUR FINANCIAL RESULTS ARE INCLUDED OUR FILINGS MADE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" CONTAINED IN OUR ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 (FILE NO. 0-27946).

RESULTS OF OPERATIONS
---------------------

     The consolidated financial statements of SimPlayer.com Ltd. reported $8.4 million in cash and shareholders equity at March 31, 2000. The significant increase in the Company's cash and equity position from year end 1999 resulted from the $6 million private placement that closed in February 2000.

     For the three months ending March 31, 2000, SimPlayer.com Ltd. had a net loss of $1.2 million or $0.16 per share, which was ahead of our budget expectations. No revenues were posted for the period.

     Operating expenses, primarily reflecting staff expenses, totaled $1.3 million during the first three months of 2000 as compared to $266,000 in the prior year period when the Company was in the initial stages of developing the SimPlayer technology. During the first quarter of 2000, the Company increased its engineering, research and development staff in association with its first baseball application, which debuted in April on eSportsPlus.com, the Company's sports destination website. The Company also hired additional business development staff to begin recruiting new marketing partners.

     During the three months ending March 31, 2000, other income of $105,000, primarily from interest income, partially offset expenses. In the prior year period, other income totaled $49,000, which reflects the Company's significantly lower level of invested cash.

     The weighted average number of shares outstanding at March 31, 2000 increased to 7,567,000 from 5,820,000 a year earlier due to the exercise of employee stock options and the 1,202,500 shares issued for the $6 million private placement. The actual number of shares outstanding at March 31,2000 was 9,026,772.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2000, we had $8.4 million in cash, cash equivalents, marketable securities, and bank deposits. Our accounts receivable increased from $0 on December 31, 1999 to $0.8 million on March 31 2000. As of March 31, 2000, we had working capital of $7.73 million compared to $3.45 million as of December 31, 1999. We have not utilized borrowings to any material extent to finance operations. Our financing requirements have been met primarily from the sale of assets to Riverdeep in July 1999, and from a private placement financing in February 2000 in which we received gross proceeds of $6 million, and issued 1.2 million Ordinary Shares. We expect that the proceeds from the Riverdeep transaction and this private placement, together with our existing cash, will be sufficient to fund the SimPlayer business for the next 18 months.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II.

ITEM 1.  LEGAL PROCEEDINGS

     SimPlayer is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's future financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 23, 2000, SimPlayer completed a financing from a group of 17, non-US accredited investors who invested approximately $6 million in the Company through a private placement of 1,202,500 unregistered Ordinary Shares at a price of $5.00 per share. SimPlayer received net proceeds of approximately $5.6 million after deducting the estimated expenses and finders fee. The private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation S of such Act.

     The Company has also issued warrants to a non U.S. finder in connection with this transaction. The warrants would permit its holder to purchase, within one year of the closing, up to 55,000 shares at a price of $6.00 per share, 35,000 shares at a price of $8.00 per share, and 30,000 shares at a price of $10.00 per share.

     SimPlayer filed a registration statement on Form F-3 with the Securities and Exchange Commission on April 25, 2000 covering the resale of certain of its outstanding Ordinary Shares, including shares issued in connection with the private placement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     SimPlayer held its Annual General Meeting of Shareholders on April 24, 2000. The following actions were taken by the Company's shareholders at the meeting:

1. Each of Michael Anghel, Yoel Givol, Jonathan Ilany, Elaine LeBlanc, Pat McDonagh and Barry O'Callaghan were elected to the board, with 5,084,441 votes for, and 100 votes withheld from, each of the candidates.

2. Shareholders approved the grant of options to purchase an aggregate of 390,000 Ordinary Shares of the Company to certain of the Company's current directors and members of its management team, with 5,083,141 votes for such grant and 1,400 against, with no abstentions.

3. Shareholders ratified the Loan Agreement by and between the Company and Yoel Givol dated as of January 31, 2000, adopted by the Company's Board of Directors and Audit Committee with 5,084,141 votes for such ratification and 400 against, with no abstentions.

4. Shareholders approved certain amendments to the Company's 1995 International Employee Stock Plan, including an amendment increasing the number of Ordinary Shares of the Company available for issuance pursuant to that plan from 1,910,298 to 3,089,702, with 5,083,941 votes for such ratification, 400 against, and 200 abstentions.

5. Shareholders approved and adopted the Company's 2000 Employee Stock Purchase Plan, with 5,084,441 votes for adoption, none against, and 500 abstentions.

6. Shareholders ratified the appointment of Kost, Forer & Gabbay as the Company's independent auditors for the year ending December 31, 2000 and authorized the Board of Directors to fix their compensation, with 5,084,441 votes for such ratification and 100 against, with no abstentions.

7. Shareholders received, considered and approved the Auditor's Report, the Directors' Report and the Consolidated Financial Statements of the Company for the year ended December 31, 1999, with 5,084,541 votes for such approval and none against, with no abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1* Sublease Agreement dated as of February 2000 with ASU International, Inc. for premises located at 91 Montvale Avenue, Stoneham, Massachusetts.

10.2* Tenancy Agreement (Unprotected) dated January 4, 2000 with Gimzu Nihulit Engineering Services (1994) Inc. for premises located at 2B Mohaliver Street, Yehud, Israel.

10.3* Form of Share Purchase Agreement between SimPlayer.com Ltd. and the several investors listed therein dated February 14, 2000 (including
            Schedule 7 thereto regarding registration rights).

10.4*       Forms of Warrants issued to Renanim Trading Ltd. on February 16,
            2000.

27          Financial Data Schedule

* Filed on March 8, 2000 with SimPlayer's Annual Report on Form 20-F for the year ended December 31, 1999 and incorporated herein by reference.

(b)     Reports on Form 8-K

        The Company believes it meets the qualifications of a foreign private issuer as such term is defined under Rule 3b-4 of the U.S. Securities Exchange Act of 1934, as amended. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q. Prior to such filing, the Company had complied with the reporting requirements of Section 13 of the Exchange Act by filing reports on Forms 20-F and/or 6-K. During the quarterly period ending March 31, 2000, the Company filed no reports on Form 8-K.

        On February 10, 2000, SimPlayer filed a Report on Form 6-K disclosing its financial results for the year and fourth quarter ended December 31, 1999.

        On February 17, 2000, SimPlayer filed a Report on Form 6-K disclosing that a group of qualified investors had agreed to invest approximately $6 million in the Company through a private placement of approximately 1.2 million unregistered ordinary shares at a price of $5.00 per share. In the same report, the Company also disclosed that Jonathan Ilany and Michael Anghel had joined the Company's Board of Directors, and that Elaine LeBlanc would be serving the Company as Executive Vice President of the Company's U.S. subsidiary, SimPlayer.com, Inc.

        On February 23, 2000, SimPlayer filed a Report on Form 6-K disclosing that it had completed its $6 million private placement of approximately 1.2 million unregistered ordinary shares to a group of qualified investors.

        On April 24, 2000, SimPlayer filed a Report on Form 6-K disclosing its financial results for the quarter ended March 31, 2000. On the same day, the Company also filed a Report on 6-K disclosing (1) its appointment of a new Chief Financial Officer and (2) that the Company had relocated its U.S. offices from Cambridge, Massachusetts to Stoneham, Massachusetts.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SIMPLAYER.COM LTD.



May 15, 2000                                 /s/ Paula Butler
--------------------                         ------------------------
Date                                         Paula Butler
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX
-------------


Exhibit
Number                Description
------                -----------

10.1* Sublease Agreement dated as of February 2000 with ASU International, Inc. for premises located at 91 Montvale Avenue, Stoneham, Massachusetts.

10.2* Tenancy Agreement (Unprotected) dated January 4, 2000 with Gimzu Nihulit Engineering Services (1994) Inc. for premises located at 2B Mohaliver Street, Yehud, Israel.

10.3* Form of Share Purchase Agreement between SimPlayer.com Ltd. and the several investors listed therein dated February 14, 2000 (including
            Schedule 7 thereto regarding registration rights).

10.4*       Forms of Warrants issued to Renanim Trading Ltd. on February 16,
            2000.

27          Financial Data Schedule

* Filed on March 8, 2000 with SimPlayer's Annual Report on Form 20-F for the year ended December 31, 1999 and incorporated herein by reference.