Form 10-Q
period 2000-06-30
SIMPLAYER COM LTD
filed 2000-08-14
CIK 1007993

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one):

   [X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 2000

                                       or

   [ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the transition period from __________ to __________.

                         COMMISSION FILE NUMBER 0-27946

                               SIMPLAYER.COM LTD.
                               ------------------
             (Exact name of registrant as specified in its charter)

           ISRAEL                                          N/A
           ------                                          ---
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  2 MOHALIVER STREET, YEHOOD, ISRAEL                                   56207
  ----------------------------------                                   -----
  (Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code: (781) 743-2100
                                                           --------------

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

The number of shares outstanding of the registrant's Ordinary Shares, NIS 0.01 Par Value, as of August 9, 2000, was 9,079,505 shares.

================================================================================

                               SIMPLAYER.COM LTD.

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements..............................................3

             Consolidated Balance Sheets at June 30, 2000 (unaudited)
                and December 31, 1999..........................................3

             Consolidated Statements of Operations (unaudited) for the
                three and six months ended June 30, 2000 and 1999............. 4

             Notes to Consolidated Financial Statements (unaudited)............5

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................7

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........8

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders...............9

     Item 5. Other Information.................................................9

     Item 6. Exhibits and Reports on Form 8-K.................................10

     Signatures...............................................................12

PART I.

ITEM 1.  FINANCIAL STATEMENTS

SIMPLAYER.COM LTD.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                      JUNE 30,     MARCH 31,  DECEMBER 31,
                                        2000         2000        1999
                                      --------     --------     -------
                                             UNAUDITED          AUDITED
                                      ---------------------     -------
     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents           $  6,349     $  8,391     $  4,199
  Other receivables                        526          808           99
                                      --------     --------     --------
Total current assets                     6,875        9,199        4,298
                                      --------     --------     --------
SEVERANCE PAY FUND                          67           61           99
                                      --------     --------     --------

FIXED ASSETS:

  Cost                                     762          485          322
  Less - accumulated depreciation          298          266          255
                                      --------     --------     --------

                                           464          219           67
                                      --------     --------     --------

LONG TERM RECEIVABLE                       484          469         --
                                      --------     --------     --------

Total assets                          $  7,890     $  9,948     $  4,464
                                      ========     ========     ========

The accompanying notes are an integral part of the financial statements.

SIMPLAYER.COM LTD.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                    JUNE 30,    MARCH 31,  DECEMBER 31,
                                                                      2000        2000        1999
                                                                    --------    --------    --------
                                                                         UNAUDITED           AUDITED
                                                                    --------------------    --------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                    $    429    $     61    $    172
  Accrued expenses and other liabilities                                 985       1,408         671
                                                                    --------    --------    --------
Total current liabilities                                              1,414       1,469         843
                                                                    --------    --------    --------
LONG-TERM LIABILITIES:
  Accrued severance pay                                                   85          76         133
  Accrued other liabilities                                             --            19          37
                                                                    --------    --------    --------
Total long-term liabilities                                               85          95         170
                                                                    --------    --------    --------
SHAREHOLDERS' EQUITY:
  Share capital                                                           29          29          21
  Additional paid-in capital                                          24,985      24,751      18,580
  Deferred compensation on issuance of stock options
    to employees                                                        (177)       --          --
  Accumulated deficit                                                (18,446)    (16,396)    (15,150)
                                                                    --------    --------    --------
Total shareholders' equity                                             6,391       8,384       3,451
                                                                    --------    --------    --------
Total liabilities and shareholders' equity                          $  7,890    $  9,948    $  4,464
                                                                    ========    ========    ========

The accompanying notes are an integral part of the financial statements.

SIMPLAYER.COM LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                            SIX MONTHS ENDED         THREE MONTHS ENDED
                                                JUNE 30,                  JUNE 30,           YEAR ENDED
                                          --------------------      --------------------    DECEMBER 31,
                                            2000         1999         2000         1999         1999
                                          -------      -------      -------     --------      -------
                                               UNAUDITED                 UNAUDITED            AUDITED
                                          --------------------      --------------------      -------
Development fees                          $     0      $     0      $     0      $     0      $   500
Cost of development fees                        0            0            0            0          103
                                          -------      -------      -------      -------      -------
Gross profit                                    0            0            0            0          397
                                          -------      -------      -------      -------      -------
Operating expenses:
   Research and development
    costs, net                              1,980          366        1,268          183          947

Marketing and selling expenses                785           71          382           36          382
General and administrative
   expenses                                   746           96          510           48          560
                                          -------      -------      -------      -------      -------
Operating loss                             (3,511)        (533)      (2,160)        (267)      (1,492)
Financial income, net                         206           54          105           17          129
Other income (expenses)                        10           13            6            1           29
                                          -------      -------      -------      -------      -------
Loss from Continuing operations           $(3,295)     $  (466)     $(2,049)     $  (249)     $(1,334)
                                          -------      -------      -------      -------      -------
Discontinued operations :
  Loss from Discontinued operation of
     segment                                 --         (2,119)        --           (965)      (2,607)
  Income on disposal of segment              --           --           --           --          4,342
                                          -------      -------      -------      -------      -------
Net Income (loss)                         $(3,295)     $(2,585)     $(2,049)     $(1,214)     $   401
                                          =======      =======      =======      =======      =======
Basic and diluted loss per share :

  From continuing operations              $ (0.40)     $ (0.08)     $ (0.23)     $ (0.04)     $ (0.23)
  From discontinuing operations           $  --        $ (0.36)     $  --        $ (0.17)     $  0.30
                                          -------      -------      -------      -------      -------
Basic and diluted loss per share          $ (0.40)     $ (0.44)     $ (0.23)     $ (0.21)     $  0.07
                                          =======      =======      =======      =======      =======
Weighted average number of
   shares outstanding                       8,300        5,827        9,032        5,834        5,930
                                          =======      =======      =======      =======      =======

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

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SIMPLAYER MAKES SUCH FORWARD LOOKING STATEMENTS UNDER THE PROVISIONS OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTENDS," "MAY," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) IDENTIFY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, FLUCTUATIONS IN QUARTERLY RESULTS; SUCCESSFUL DEVELOPMENT AND ENHANCEMENT OF SIMPLAYER PRODUCTS; DEMAND FOR AND MARKET ACCEPTANCE OF SIMPLAYER PRODUCTS; AVAILABILITY OF FUNDS FOR THE CONTINUED FINANCING OF THE COMPANY'S OPERATIONS AND DEVELOPMENT ACTIVITIES; AND THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S MARKETS. FURTHER INFORMATION ON POTENTIAL FACTORS THAT COULD AFFECT SIMPLAYER'S FINANCIAL RESULTS ARE INCLUDED IN THE COMPANY'S FILINGS MADE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" CONTAINED IN SIMPLAYER'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 (FILE NO. 0-27946).

RESULTS OF OPERATIONS
---------------------

The consolidated financial statements of SimPlayer.com Ltd. reported $6.3 million in cash and $7.9 million in total assets at June 30, 2000. Shareholders equity totaled $6.4 million at June 30, 2000. The significant increase in the Company's cash and equity position from year end 1999 resulted from a $6 million private placement that closed in February 2000.

For the three months ended June 30, 2000, SimPlayer.com Ltd. had a net loss of $2 million or $0.23 per share on a basic and diluted basis. This compares to a net loss of $1.2 million for the three months ended March 31, 2000. Operating expenses increased from $1.4 million in the first quarter 2000 to $2.2 million in the second quarter 2000 due to the hiring of additional programming staff and management personnel. Interest income of $105,000 was slightly higher than the $101,000 earned during the first three months of 2000. The net loss for the six months ended June 30, 2000 was $3.3 million or $0.40 per share on a basic and diluted basis, which bettered the Company's budget expectations. No revenues were posted for the period.


The weighted average number of shares outstanding at June 30, 2000 was 9,032,000 and 8,300,000 for the six months ending June 30, 2000. Actual number of shares outstanding at June 30, 2000 was 9,073,317 as compared to 9,026,772 outstanding at March 31, 2000.

The Company believes that comparisons with results from 1999 are not meaningful as SimPlayer was then operating an educational software business, which was sold in July of last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2000, the Company had $6.3 million in cash, cash equivalents, marketable securities, and bank deposits. Accounts receivable decreased from $0.8 million on March 31, 2000 to $0.5 million on June 30, 2000. As of June 30, 2000, working capital totaled $5.5 million compared to $7.7 million as of March 31, 2000 and $3.45 million as of December 31, 1999. The Company has not utilized borrowings to finance operations. Financing requirements have been met primarily from the sale of assets of the Company's educational software business to Riverdeep Interactive Learning in July 1999, and from a private placement financing in February 2000, in which the Company received gross proceeds of $6 million, and issued 1.2 million Ordinary Shares. In order to continue its current rate of growth and operations, the Company will need to raise additional funds by the end of the first quarter 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

SimPlayer held its Annual General Meeting of Shareholders on April 24, 2000. The following actions were taken by the Company's shareholders at the meeting:

1. Each of Michael Anghel, Yoel Givol, Jonathan Ilany, Elaine R. LeBlanc, Patrick McDonagh and Barry O'Callaghan were elected to the board, with 5,084,441 votes for, and 100 votes withheld from, each of the candidates.

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

ITEM 5.  OTHER INFORMATION

The Company has developed a proprietary technology - SimPlayer(TM) - that can operate as an e-marketing platform by integrating dynamic sports content, fantasy/gaming and community products with unique marketing and sponsorship applications. The Company's strategy is not to be a destination site, but to position itself as a provider of applications and underlying technology to sports web sites and sites with sports content. The Company is developing its distribution network for the sports media market including portals, ISPs, media, fantasy teams, sports news sites, leagues and teams. During the second quarter, SimPlayer entered into arrangements to provide its applications to My Way.com, NewEnglandPatriots.com, Boston.com, BoadcastAmerica.com, Sandbox.com and SportsTALK.com. The Company's business development team is actively negotiating with additional sites to further expand its partner network.

In April, SimPlayer released its first product, a series of interactive applications for baseball. The Company is leveraging its modular technology architecture to rapidly develop additional sports applications. This year, the Company's development team expects to release applications for football, basketball, hockey and soccer. In April, SimPlayer announced a strategic partnership with the New England Patriots to co-develop a specialized pre-game analyzing tool for the 2000 NFL football season. This is the first data-driven prediction application in a series of applications that the Company is developing as part of its fantasy/gaming offerings. The Company's product development efforts in the second quarter continued on interactive television and wireless devices, as well as enhancements to SimPlayer applications for polling, chat, games and video.

The SimPlayer technology allows unique marketing applications and sponsorship and advertising opportunities to be woven into the context of its applications on an event-driven basis. Millsport, a leading sports marketing agency that represents major sponsors including Pepsi, GTE and ExxonMobil, and has relationships with professional sport properties, was engaged to help the Company monetize its technology's unique capabilities for contextual points of sale and sponsorship. Millsport will assist the Company in structuring sponsorship and marketing programs and in developing strategic relationships with sports properties and broadcasters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1     Lease Agreement dated as of June 2000 with New Boston
         Montvale Limited Partnership for premises located at 91
         Montvale Avenue, Stoneham, Massachusetts.

10.2* Master Strategic Relationship Agreement dated as of May 25, 2000 between New England Patriots L.P. and SimPlayer Sports, Inc.

27       Financial Data Schedule

* Filed on June 1, 2000 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

(b)     Reports on Form 8-K

The Company believes it meets the qualifications of a foreign private issuer as such term is defined under Rule 3b-4 of the U.S. Securities Exchange Act of 1934, as amended. The

Company has voluntarily elected to file this Quarterly Report on Form 10-Q.

On April 24, 2000, the Company filed a Report on Form 6-K disclosing its financial results for the quarter ended March 31, 2000. On the same day, the Company also filed a Report on Form 6-K disclosing (1) its appointment of a new Chief Financial Officer and (2) that the Company had relocated its U.S. offices from Cambridge, Massachusetts to Stoneham, Massachusetts.

On June 1, 2000, the Company filed a Current Report on Form 8-K disclosing the execution by SimPlayer Sports, Inc., a wholly-owned subsidiary of the Company, of a Master Strategic Relationship with New England Patriots L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SIMPLAYER.COM LTD.


  August 14, 2000                            /s/ Paula S. Butler
  ---------------                            -------------------
  Date                                       Paula S. Butler
                                             Chief Financial Officer and Vice
                                             President of Finance
                                             (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX
-------------

Exhibit
Number                Description
------                -----------

10.1 Lease Agreement dated as of June 2000 with New Boston Montvale Limited Partnership for premises located at 91 Montvale Avenue, Stoneham, Massachusetts.

10.2*          Master Strategic Relationship Agreement dated as of May 25,
               2000 between New England Patriots L.P. and SimPlayer Sports, Inc.

27             Financial Data Schedule

* Filed on June 1, 2000 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.