Form 10-Q
period 2000-09-30
SIMPLAYER COM LTD
filed 2000-11-14
CIK 1007993

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one):

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

The number of shares outstanding of the registrant's Ordinary Shares, NIS 0.01 Par Value, as of November 13, 2000, was 9,079,505 shares.

================================================================================

                               SIMPLAYER.COM LTD.

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements..........................3

                    Consolidated Balance Sheets as of September 30, 2000
                      (unaudited) and December 31, 1999......................3-4

                    Consolidated Statements of Operations (unaudited)
                      for the three and nine months ended
                      September 30, 2000 and 1999..............................5

                    Consolidated Statements of Cash Flows (unaudited)
                      for the nine months ended
                      September 30, 2000 and 1999............................6-7

                    Notes to Consolidated Financial Statements (unaudited)...8-9

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................10-12

         Item 3.    Quantitative and Qualitative Disclosures
                      about Market Risk.......................................12

PART II.      OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders.......13

         Item 5.    Other Information.........................................13

         Item 6.    Exhibits and Reports on Form 8-K..........................13

         Signatures.......................................................... 14

PART I.

ITEM 1.  FINANCIAL STATEMENTS

SIMPLAYER.COM LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                               December 31,   September 30,
                                   1999           2000
                                ----------     ----------
                                                Unaudited
                                               ----------
 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     $    4,199     $    4,189
  Other receivables                     99            288
                                ----------     ----------

Total current assets                 4,298          4,477
                                ----------     ----------

SEVERANCE PAY FUND                      99             85
                                ----------     ----------

FIXED ASSETS, NET                       67            528
                                ----------     ----------

LONG TERM ASSETS:
  Related Party                          -            467
  Long-term Deposit                      -            359
                                ----------     ----------

  Total Long-term assets                 -            826
                                ----------     ----------

Total assets                    $    4,464     $    5,916
                                ==========     ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

SIMPLAYER.COM LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      1999            2000
                                                   ----------      ----------
                                                                    UNAUDITED
                                                                   ----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                   $      172      $      791
  Deferred income                                           -             198
  Accrued expenses and other liabilities                  671           1,034
                                                   ----------      ----------

Total current liabilities                                 843           2,023
                                                   ----------      ----------

LONG-TERM LIABILITIES:
  Accrued severance pay                                   133             104
  Accrued other liabilities                                37               -
                                                   ----------      ----------

Total long-term liabilities                               170             104
                                                   ----------      ----------

SHAREHOLDERS' EQUITY
  Share capital                                            21              29
  Additional paid-in capital                           18,580          24,991
  Deferred compensation on issuance of
    stock options to employees                              -            (126)
  Accumulated deficit                                 (15,150)        (21,105)
                                                   ----------      ----------

Total shareholders' equity                              3,451           3,789
                                                   ----------      ----------

                                                   $    4,464      $    5,916
                                                   ==========      ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

SIMPLAYER.COM LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------    ------------------
                                        1999       2000       1999       2000
                                      -------    -------    -------    -------
                                                     UNAUDITED
                                      ----------------------------------------
Revenues                              $     -    $    52    $     -    $    52
Cost of revenues                            -          -          -          -
                                      -------    -------    -------    -------

Gross profit                                -         52          -         52
                                      -------    -------    -------    -------
Operating expenses:
  Research and development

   costs, net                             250      1,723        579      3,703
  Marketing and Selling expenses          269        562        334      1,347
  General and administrative
   expenses                               217        523        310      1,269
                                      -------    -------    -------    -------

  Operating loss                          736     (2,756)     1,223     (6,267)
  Financial income, net                    40         82         94        288
  Other income                              2         15         15         25
                                      -------    -------    -------    -------

Loss from continuing operations       $  (694)   $(2,659)   $(1,114)   $(5,954)
                                      =======    =======    =======    =======
Discontinued operations:
  Loss from Discontinued operations                    -                     -
  of segment                             (151)               (2,316)
  Income on disposal of segment         4,092          -      4,092          -
                                      -------    -------    -------    -------

  Net Income (loss)                   $ 3,247    $(2,659)   $   662    $(5,954)
                                      =======    =======    =======    =======
Basic and diluted loss per share:

   From continuing operations         $ (0.12)   $ (0.29)   $ (0.19)   $ (0.70)
   From continuing operations         $  0.67    $     -    $  0.30    $     -
                                      -------    -------    -------    -------

Basic and diluted income (loss) per
    share:                            $  0.55    $ (0.29)   $  0.11    $ (0.70)
                                      =======    =======    =======    =======
Weighted average number of
     shares outstanding                 5,845      9,079      5,833      8,559
                                      =======    =======    =======    =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIMPLAYER.COM LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                              1999       2000
                                                            -------    -------
                                                                UNAUDITED
                                                            ------------------
Cash flows from operating activities:

  Net income (loss)                                         $   662    $(5,954)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                               130         84
    Amortization of deferred compensation                        18        101
    Loss (gain) on sale of fixed assets                           -        (26)
    Gain from disposal of segment                            (4,092)         -
    Write-off of fixed assets                                    23          -
    Decrease in trade receivable                                421          -
    Decrease (increase) in other receivable                    (161)      (189)
    Decrease in inventory                                        68          -
    Decrease (increase) in related party                          -       (467)
    Decrease (increase) in long-term deposits                     -       (359)
    Increase (decrease)  in trade payables                     (301)       619
    Increase  in deferred income                                  -        198
    Increase (decrease)  in accrued expenses and other
      liabilities                                              (305)       326
    Increase (decrease)  in accrued severance pay, net           46        (15)
    Loss on marketable securities                                 4          -
    Interest accrued on short-term deposit                       (7)         -
                                                            -------    -------

Net cash used in operating activities                        (3,494)    (5,682)
                                                            -------    -------

Cash flows used in investing activities:

  Realization of a segment (net of related expanses) (a)      4,212          -
  Purchase of fixed assets                                      (52)      (545)
  Proceeds from sale of fixed assets                              9         25
  Proceeds from sale of marketable securities                   770          -
  Proceeds from sale of short-term deposit                    1,143          -
                                                            -------    -------

Net cash used in investing activities                         6,082       (520)
                                                            -------    -------


The accompanying notes are an integral part of the condensed consolidated financial statements.

SIMPLAYER.COM LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           ------------------
                                                             1999       2000
                                                           -------    -------
                                                                UNAUDITED
                                                           ------------------
Cash flows from financing activities:

  Proceeds from issuance of shares, net                          -      5,511
  Proceeds from exercise of employee share options               1        681
  Short-term bank credit, net                                  (26)         -
  Principal payment of long-term loans                           1          -
                                                           -------    -------
Net cash provided by financing activities                      (24)     6,192
                                                           -------    -------

Increase (decrease) in cash and cash equivalents             2,564        (10)
Cash and cash equivalents at the beginning of the period     1,438      4,199
                                                           -------    -------

Cash and cash equivalents at the end of the period         $ 4,002    $ 4,189
                                                           =======    =======

(1)   Realization of operation:

      Working capital                                      $   (66)
      Fixed assets, net                                        186
      Capital gain from discontinued operations              4,092
                                                           -------
                                                           $ 4,212
                                                           =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1:       BASIS OF PRESENTATION

              The condensed consolidated financial statements have been prepared by SimPlayer.com Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of SimPlayer.com Ltd. and its wholly-owned subsidiary collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three and nine months ended September 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual report of form 20-F for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

              The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.     Cash, cash equivalents and short-term deposits:

                     The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents.

              b.     Basic and diluted net loss per share:

                     Basic net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential Ordinary shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings per Share".

                     All outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per share as their inclusion would be anti-dilutive for all periods presented.

              c.     Major customer:

                     The Company's consolidated revenues for the nine months ended September 30, 2000 and for the year ended December 31, 1999 represents revenues from one major customer.

              d.     Impact of recently issued accounting standards:

                     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not expect the impact of this new Statement on the Company's consolidated balance sheet or results of operations to be material.

                     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. The Company is currently in the process of assessing the impact of SAB 101 and expects to complete its assessment prior to December 31, 2000.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SIMPLAYER MAKES SUCH FORWARD LOOKING STATEMENTS UNDER THE PROVISIONS OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTENDS," "MAY," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) IDENTIFY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FUNDS FOR THE CONTINUED FINANCING OF THE COMPANY'S OPERATIONS AND DEVELOPMENT ACTIVITIES; UNFORESEEN DIFFICULTIES WITH TECHNOLOGY AND PRODUCT OPERATION AND DEVELOPMENT; THE COMPANY'S ABILITY TO GENERATE REVENUES FROM ITS TECHNOLOGY AND APPLICATIONS; DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S APPLICATIONS AND TECHNOLOGY; THE HIGHLY COMPETITIVE NATURE OF THE COMPANY'S MARKETS; AND FLUCTUATIONS IN QUARTERLY RESULTS. FURTHER INFORMATION ON POTENTIAL FACTORS THAT COULD AFFECT THE COMPANY'S FINANCIAL RESULTS ARE INCLUDED IN THE COMPANY'S FILINGS MADE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" CONTAINED IN SIMPLAYER'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 (FILE NO. 0-27946).

OVERVIEW
--------

SimPlayer.com Ltd. (the "Company") uses its proprietary, enabling technology - SimPlayer(TM) - to create visual interactive applications for the sports media market. SimPlayer is a leading-edge technology that can dynamically synchronize content from various sources to create robust experiences for sports fans. It further allows advertising, sponsorship and e-commerce to be woven into the content, providing partners with significant new monetizing opportunities that are far greater than banner advertising. Currently, the Company's applications are delivered on the Internet, and the Company has ongoing development projects to create real-time interactive TV and wireless platforms.

For its Internet partners, the Company provides a series of sticky, interactive applications that keep users engaged for long periods of time and generate frequent return visits. The Company's products for baseball, football and basketball include 3-D visual web casts of live games, statistics-driven applications to follow live and historical games and analyze team and player statistics, and tools for fantasy sport participants. Through the Company's applications, Internet sports sites can deliver in-context, event-driven promotional and buying opportunities that can be woven into the content applications. Users will be able to respond to the promotions and purchase merchandise and services "on impulse" without leaving the sports application.

The Company delivers its applications to sports fans through a distribution network of sports and media sites. The Company provides its network with unique, "best in class" content channels integrated into their sites' other programming, and the Company works with them to monetize the new channel. During the second quarter, the Company entered into agreements to provide its applications to a number of new partners, including USA Today.com, Lycos and Today's Sports. Under these agreements, the Company and its partners share revenues from advertising, sponsorship and e-commerce. The Company is changing its business model from one relying on revenue sharing arrangements to a model that provides for the payment of license fees or the provision of minimum revenue guarantees, in addition to a revenue share. The Company's negotiations with potential new partners are being conducted in accordance with this revised business model. The Company also is engaged in discussions with a number of potential strategic partners with which the Company could develop branded applications or provide fee-based development services, although no agreements have yet been reached and there can be no assurances as to the completion or timing of any such agreements.

SimTV(TM), the Company's interactive television platform, is being developed to bring the power of the Internet to TV. SimTV is designed to interweave the live data feeds used for web casting sporting events and other web content with the live television broadcast feeds. The Company has developed a working SimTV prototype, and is in discussions with potential strategic partners to bring this product to market, although no agreements have yet been reached and there can be no assurances as to the completion or timing of any such agreements.

On November 10, 2000, the Company announced that Paula Butler had resigned as Chief Financial Officer. Yoel Givol, the Company's President and Chief Executive Officer, has assumed the responsibilities of Chief Financial Officer on an interim basis.

RESULTS OF OPERATIONS
---------------------

For the three months ended September 30, 2000, the Company reported revenue of $52,000. This represents a portion of the $250,000 license fee paid to the Company for a one year license of the SimPlayer technology in a non-sports field. The balance of the fee will be recognized through July 2001.

Research and development costs increased by nearly $1.5 million in the third quarter of 2000 compared to the same period in 1999, and increased by approximately $3.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. These increased costs, which comprise the majority of the Company's operating expenses, were primarily due to the hiring of additional staff and the increasing use of outside vendors. The Company has taken steps to reduce operating expenses in the fourth quarter of 2000, primarily through reduction in the use of outside vendors.

Marketing and selling expenses more than doubled in the third quarter of 2000 compared to the same period in 1999, and increased by more than $1 million for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in expenditures was primarily due to data and content acquisition costs beginning in the second quarter of 2000, and increases in personnel-related expenditures in sales and marketing and business development throughout the period.

General and administrative expenses increased by $306,000 in the third quarter of 2000 compared to the third quarter of 1999, and increased by $959,000 for the nine months ended September 30, 2000 compared to the same period in 1999. General and administrative expenses increased primarily due to the hiring of additional staff, including the payment of recruiting fees and expenses.

Interest income of $82,000 in the third quarter of 2000 was slightly higher than the $40,000 earned during the third quarter of 1999, due to a higher average cash balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2000, the Company had $4.2 million in cash and cash equivalents. The Company has not utilized borrowings to finance operations. Financing requirements have been met primarily from the sale of assets of the Company's educational software business to Riverdeep Interactive Learning in July 1999, and from a private placement financing in February 2000, in which the Company received gross proceeds of $6 million, and issued 1.2 million Ordinary Shares. With respect to cash flows, net cash used in operating activities was $5.7 million for the nine months ended September 30, 2000 compared to $3.5 million in the same period in 1999. Net cash used in operating activities during the nine months ended September 30, 2000 primarily reflects the net loss adjusted for depreciation and amortization as well as increases in trade payables and accrued expenses.

In order to continue its current rate of development and operations, the Company will need to raise additional funds during the first quarter 2001. The Company currently is in discussions with potential strategic and financial investors regarding such funding, although no agreements have yet been reached and there can be no assurances as to the timing or completion of any financing. If the Company is unable to raise additional funds or otherwise fund its operations on an ongoing basis, it would have a materially adverse effect on the Company's development and operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27  Financial Data Schedule

(b)     Reports on Form 8-K

The Company believes it meets the qualifications of a foreign private issuer as such term is defined under Rule 3b-4 of the U.S. Securities Exchange Act of 1934, as amended. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q. During the quarterly period ended September 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIMPLAYER.COM LTD.


November 14, 2000                 /s/ Yoel Givol
-----------------                 ----------------------------------------------
Date                              Yoel Givol
                                  President, Chief Executive Officer and
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit

Number                Description
------                -----------

27                    Financial Data Schedule